Form 10QSB
period 1998-03-31
FRANKS EXPRESS INC
filed 1998-06-08
CIK 1039974

SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998.

( ) Transition Report Pursuant to Section 13 or 15)d) of the Securities Exchange Act of 1934

     For the transition period from                 to

                   Commission File No. 333-28177

                       FRANKS' EXPRESS, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

             COLORADO                 84-1170846
          (State or other               (IRS Employer File Number)
          Jurisdiction of
          incorporation)

          12146 East Amherst Circle
          AURORA, COLORADO                 80014
          (Address of principal executive offices) (zip code)

                          (303) 695-6656
       (Registrant's telephone number, including area code)

 Securities to be Registered Pursuant to Section 12(b) of the Act:

                               None

 Securities to be Registered Pursuant to Section 12(g) of the Act:

             Common Stock, $0.0001 per share par value

Indicate by check mark whether the Registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes No   X

The number of shares outstanding of Registrant's common stock, par value $.0001 per share, as of April 1, 1998 was 1,000,000 common shares.

                  PART 1 - FINANCIAL INFORMATION

ITEM I.   Financial Statements
          See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          The Company has generated no submittal revenues from its operations since inception and has been a development state company during this period. Since the Company has not generated substantial revenues and has not been in a profitable position, it operates with minimal overhead. The Company's Registration Statement on Form SB-2 was declared effective by the United States Securities and Exchange Commission on May 15, 1998. The Company's officers and directors are presently offering shares of the Company's Common Stock in accordance with terms and conditions specified in that Registration Statement. As of the end of the reporting period, the Company has not concluded any acquisitions and has not had any discussions with any potential acquisition candidates.

          Liquidity and Capital Resources

          As of the end of the reporting period,  the  Company  had minimal
cash  and  cash  equivalents.   There  was no significant change in working
capital during this fiscal year.

          Management believes that the Company has inadequate working capital to pursue any business opportunities other than completing the Company's offering of Common Stock. The Company expects that its minimal capital requirements, to the extent required, will be fulfilled by additional loans from its principal shareholder. The Company does not intend to pay dividends in the foreseeable future.

                    PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 2.   Changes in Securities.  None

ITEM 3.   Defaults upon Senior Securities.  None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.  None.

ITEM 5.   Other Information.  None.

ITEM 6.   Exhibits and Reports on Form 8-K.

No exhibits as set forth in Regulation S-K are considered necessary in this
10-QSB  filing.   No  reports on Form 8-K were filed as of the most  recent
fiscal quarter.

                       FRANKS' EXPRESS, INC.










                   FORM 10-QSB QUARTERLY REPORT

                          MARCH 31, 1998



































                      Janet Loss, C.P.A, P.C.
                    Certified Public Accountant
                3525 South Tamarac Drive, Suite 120
                      Denver, Colorado  80237

                       FRANKS' EXPRESS, INC.

               INDEX TO FORM 10-QSB QUARTERLY REPORT


                         TABLE OF CONTENTS

     PART I - FINANCIAL STATEMENTS

ITEM                                          PAGE

Condensed Balance Sheets as of
  March 31, 1998 and December 31, 1997...........1

Condensed Statements of Operations
  for the three months ended
  March 31, 1998 and 1997........................2

Statement of Stockholders' Equity (Deficit)
  for the three months ended
  March 31, 1998.................................3

Condensed Statements of Cash Flows
  for the three months ended
  March 31, 1998 and 1997........................4

Notes to Condensed Financial Statements..........5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation..................6

     Part II - Other Information

Exhibits and Reports on Form 8-K

     (A)  Exhibits - None

     (B)  Reports on Form 8-K

                       FRANKS' EXPRESS, INC.

                     CONDENSED BALANCE SHEETS


                           March 31,
                             1998      December 31,
                         (UNAUDITED)     1997
                              ASSETS
CURRENT ASSETS:

  Cash in Checking         $    86        $ 1,696

OTHER ASSETS:

  Deferred Offering
    Costs                   22,671         21,576

TOTAL ASSETS               $22,757        $23,272

               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

  Accounts Payable         $     0        $   494
  Accrued Interest           2,196          1,572
  Accrued Expenses          12,000         12,000
  Stockholder's Loan        25,000         25,000

TOTAL CURRENT LIABILITIES   39,196         39,066

STOCKHOLDERS' EQUITY (DEFICIT):

  Common stock, $.0001
    par value, 100,000,000
    and 1,000,000 issued
    and outstanding          5,000          5,000

  (DEFICIT)                (21,439)       (20,794)

TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)           (16,439)       (15,794)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)                  $22,757         23,272

"See notes to condensed financial statements."

                             FRANKS' EXPRESS, INC.


                CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                           For the three     For the three
                           months ended      months ended
                           MARCH 31, 1998    MARCH 31, 1997
  Sales                     $     0           $     0

OPERATING EXPENSES:

  Accounting                      0           $   600
  Bank charges                   20                21
  Consulting                      0             3,000

Total Operating Expenses:        20             3,621

NET INCOME (LOSS)
  BEFORE OTHER INCOME
  AND EXPENSES                  (20)           (3,621)

OTHER INCOME AND
(EXPENSES):

  Interest Expense              625              (20)

NET (LOSS)                 $   (645)        $ (3,641)

NET INCOME (LOSS) PER
  SHARE OF COMMON STOCK           *                *

  Weighted average
    number of shares
    outstanding           1,000,000      1,000,000(1)

(1) Shares retroactively adjusted for April 30, 1997, 1,000 to 1 forward split of common stock.

*  Less than $.01 per share

"See notes to condensed financial statements."

                                       FRANKS' EXPRESS, INC.

                            STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                             For the three months ended March 31, 1998



               Common stock   Common                       Stockholders'
                Number of      stock                          Equity
                 SHARES        AMOUNT      (DEFICIT)        (DEFICIT)
Balance,
January 1,
1998                1,000,000    $5,000     $(20,794)      $(15,794)

Net (Loss)
for the three
months ended
March 31, 1998                               (   645)       (   645)

Balance,
March 31,
1998                1,000,000    $5,000     $(21,439)      $(16,439)

"See notes to condensed financial statements."

                             FRANKS' EXPRESS, INC.

                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                           For the three     For the three
                           months ended      months ended
                           MARCH 31, 1998    MARCH 31, 1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)           $(645)          $(3,641)

  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities                    0                 0

Changes in operating assets
  and liabilities:

  Increase in current
  liabilities                   130              8,145

  Net cash provided (Used) by
  Operating activities         (515)             4,504

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

  Deferred offering costs    (1,095)            (2,000)

  Net cash (used) by
  financing activities       (1,095)            (2,000)

  Net increase (decrease)
    in cash                  (1,610)             2,504

CASH, BEGINNING OF THE
PERIOD                        1,696                  1

CASH, END OF THE PERIOD      $   86           $  2,505

"See notes to condensed financial statements."

                             FRANKS' EXPRESS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1998. The financial statements are presented on the accrual basis.

                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                              FRANKS' EXPRESS, INC.





Dated:5/15/98                 By:       /S/CHARLES BURTON
                                        Charles Burton, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         CHIEF FINANCIAL AND ACCOUNTING OFFICER





Dated:5/15/98                 By:      /S/SANDRA STEINBERG
                             Sandra Steinberg, Treasurer