Form 10QSB
period 1998-06-30
FRANKS EXPRESS INC
filed 1998-08-31
CIK 1039974

SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

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

The number of shares outstanding of Registrant's common stock, par value $.0001 per share, as of June 30, 1998 was 1,000,000 common shares.

                  PART 1 - FINANCIAL INFORMATION

ITEM I.   Financial Statements
          See attached financial statements

ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          The Company has generated no submittal revenues from its operations since inception and has been a development state company during this period. Since the Company has not substantial generated revenues and has not been in a profitable position, it operates with minimal overhead. The Company's Registration Statement on Form SB-2 was declared effective by the United States Securities and Exchange Commission on May 15, 1998. The Company's officers and directors are presently offering shares of the Company's Common Stock in accordance with terms and conditions specified in that Registration Statement. As of the end of the reporting period, the Company has not concluded any acquisitions and has not had any material discussions with any potential acquisition candidates.

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

                    PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          No legal proceedings of a material nature to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

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

                           JUNE 30, 1998



































                      Janet Loss, C.P.A, P.C.
                    Certified Public Accountant
                3525 South Tamarac Drive, Suite 120
                      Denver, Colorado  80237

                       FRANKS' EXPRESS, INC.

               INDEX TO FORM 10-QSB QUARTERLY REPORT


                         TABLE OF CONTENTS

     PART I - FINANCIAL STATEMENTS

ITEM                                          PAGE

Condensed Balance Sheets as of
  June 30, 1998 and December 31, 1997............1

Condensed Statements of Operations
  for the three and six months ended
  June 30, 1998 and 1997.........................2

Statement of Stockholders' Equity (Deficit)
  for the three months ended
  June 30, 1998..................................3

Condensed Statements of Cash Flows
  for the six months ended
  June 30, 1998 and 1997.........................4

Notes to Condensed Financial Statements..........5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation..................6

     Part II - Other Information

Exhibits and Reports on Form 8-K

     (A)  Exhibits - None

     (B)  Reports on Form 8-K

                       FRANKS' EXPRESS, INC.

                     CONDENSED BALANCE SHEETS

                           June 30,    December 31,
                            1998
                         (UNAUDITED)     1997
                              ASSETS
CURRENT ASSETS:

  Cash in Checking      $    1,407        $ 1,696

OTHER ASSETS:

  Deferred Offering
    Costs                   30,296         21,576

TOTAL ASSETS               $31,703        $23,272

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts Payable         $     0        $   494
  Accrued Interest           3,071          1,572
  Accrued Expenses          12,000         12,000
  Stockholder's Loan        35,000         25,000

TOTAL CURRENT LIABILITIES   50,071         39,066

STOCKHOLDERS' EQUITY (DEFICIT):

  Common stock, $.0001
    par value, 100,000,000
    shares authorized
    and 1,000,000 issued
    and outstanding          5,000          5,000

  (DEFICIT)                (23,368)       (20,794)

TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)           (18,368)       (15,794)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)                  $31,703         23,272

"See notes to condensed financial statements."

                                       FRANKS' EXPRESS, INC.


                          CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                      For the three         For the six
                                      months ended          months ended
                                         JUNE 30,              JUNE 30,
                                 1998        1997       1998        1997

  Revenues                     $    0       $   0      $   0        $  0

OPERATING EXPENSES:

  Bank Charges                 $    8           6     $   28          27
  Consulting Fees                   0       3,000          0       6,000
  Escrow and Filing fees        1,000         100      1,000         100
  Postage Expense                  46           0         46           0
  Legal and Accounting                          0                    600

Total Operating Expenses:       1,054       3,106      1,074       6,727

NET INCOME (LOSS)
  BEFORE OTHER INCOME
  AND EXPENSES                 (1,054)     (3,106)    (1,074)     (6,727)

OTHER INCOME AND
(EXPENSES):

INTEREST EXPENSE                 (875)       (289)    (1,500)       (308)

NET (LOSS)                    $(1,929)    $(3,395)   $(2,574)    $(7,035)

NET INCOME (LOSS) PER
  SHARE OF COMMON STOCK             *           *          *           *

  Weighted average
    number of shares
    outstanding             1,000,000  1,000,000(1)  1,000,000   1,000,000(1)

(1) Shares retroactively adjusted for April 30, 1997, 1,000 to 1 forward split of common stock.

*  Less than $.01 per share

"See notes to condensed financial statements."

                                       FRANKS' EXPRESS, INC.

                            STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                              For the six months ended June 30, 1998



               Common stock   Common                  Stockholders'
                Number of      stock                     Equity
                 SHARES       AMOUNT    (DEFICIT)      (DEFICIT)

Balance,
January 1,
1998                1,000,000    $5,000     $(20,794)      $(15,794)

Net (Loss)
for the six
months ended
June 30, 1998                                ( 2,574)       ( 2,574)

Balance,
June 30,
1998                1,000,000    $5,000     $(23,368)      $(18,368)

"See notes to condensed financial statements."

                             FRANKS' EXPRESS, INC.

                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                           For the six       For the six
                           months ended      months ended
                           JUNE 30, 1998     JUNE 30, 1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)         $(2,574)          $(7,035)

  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities                    0                 0

Changes in operating assets
  and liabilities:

  Increase in current
  liabilities                11,005              33,308

  Net cash provided (Used) by
  Operating activities        8,431                 26,273

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

  Deferred offering costs    (8,720)             (20,917)

  Net cash (used) by
  financing activities       (8,720)          (20,917)

  Net increase (decrease)
    in cash                    (289)            5,356

CASH, BEGINNING OF THE
PERIOD                        1,696                  1

CASH, END OF THE PERIOD      $1,407           $ 5,357

"See notes to condensed financial statements."

                             FRANKS' EXPRESS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1998. The financial statements are presented on the accrual basis.

                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.

                              FRANKS' EXPRESS, INC.




Dated:8/15/98                 By:       /S/CHARLES BURTON
                                        Charles Burton, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         CHIEF FINANCIAL AND ACCOUNTING OFFICER





Dated:8/15/98                 By:      /S/SANDRA STEINBERG
                             Sandra Steinberg, Treasurer