Form 10QSB/A
period 1998-03-31
FRANKS EXPRESS INC
filed 1998-09-04
CIK 1039974

SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB/A

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

                         CHIEF FINANCIAL AND ACCOUNTING OFFICER





Dated:5/15/98                 By:      /S/SANDRA STEINBERG
                             Sandra Steinberg, Treasurer


                               EXHIBIT 27

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               MAR-31-1998
[CASH]                                              86
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                    86
[PP&E]                                          22,671
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                  22,757
[CURRENT-LIABILITIES]                           39,196
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                         5,000
[OTHER-SE]                                    (21,439)
[TOTAL-LIABILITY-AND-EQUITY]                    22,757
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                    20
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 625
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                              (645)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     (645)
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0