Form 10QSB
period 1998-09-30
FRANKS EXPRESS INC
filed 1999-02-18
CIK 1039974

SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

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

The number of shares outstanding of Registrant's common stock, par value $.0001 per share, as of September 30, 1998 was 1,000,000 common shares.

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

                              FRANKS' EXPRESS, INC.




Dated: 2/16/99                By:       /S/CHARLES BURTON
                                        Charles Burton, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         CHIEF FINANCIAL AND ACCOUNTING OFFICER




Dated: 2/16/99                By:      /S/SANDRA STEINBERG
                             Sandra Steinberg, Treasurer

               FRANKS' EXPRESS, INC.










           FORM 10-QSB QUARTERLY REPORT

                SEPTEMBER 30, 1998






















              Janet Loss, C.P.A, P.C.
            Certified Public Accountant
        3525 South Tamarac Drive, Suite 120
              Denver, Colorado  80237

               FRANKS' EXPRESS, INC.

       INDEX TO FORM 10-QSB QUARTERLY REPORT


                 TABLE OF CONTENTS

     PART I - FINANCIAL STATEMENTS

ITEM                                          PAGE

Condensed Balance Sheets as of
  September 30, 1998 and December 31, 1997...1

Condensed Statements of Operations
  for the three and nine months ended
  September 30, 1998 and 1997  .............2

Statement of Stockholders' Equity (Deficit)
  for the nine months ended
  September 30, 1998 .......................3

Condensed Statements of Cash Flows
  for the nine months ended
  September 30, 1998 and 1997  .............4

Notes to Condensed Financial Statements ....5

Item 2 - Management's Discussion and
  Analysis or Plan of Operation  ...........6

     Part II - Other Information

Exhibits and Reports on Form 8-K

     (A)  Exhibits - None

     (B)  Reports on Form 8-K

               FRANKS' EXPRESS, INC.

             CONDENSED BALANCE SHEETS


                    September 30,
                        1998       December 31,
                    (UNAUDITED)         1997
                      ASSETS
CURRENT ASSETS:

  Cash in Checking $    7,346        $ 1,696
  Cash in Escrow       90,000              -

Total Current Assets   97,346          1,696

OTHER ASSETS:

  Deferred Offering
    Costs              32,081         21,576

TOTAL ASSETS         $129,427        $23,272

       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

  Accounts Payable    $     0        $   494
  Accrued Interest      3,946          1,572
  Accrued Expenses     12,000         12,000
  Stockholder's Loan   35,000         25,000

TOTAL CURRENT
LIABILITIES            50,946         39,066

STOCKHOLDERS' EQUITY (DEFICIT):

  Common stock, $.0001
    par value, 100,000,000
    shares authorized,
    1,100,000 and
    1,000,000 issued
    and outstanding     5,010          5,000

  Additional Paid-In-  99,990              0
    Capital

  (DEFICIT)           (26,519)       (20,794)

TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)       78,481        (15,794)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)            $129,427         23,272

"See notes to condensed financial statements."

                            FRANKS' EXPRESS, INC.


               CONDENSED STATEMENTS OF OPERATIONS (Unaudited)


                                 For the three For the nine
                                 months ended months ended
                                 SEPTEMBER 30, SEPTEMBER 30,
                                 1998    1997      1998          1997

  Revenues                     $    0    $   0   $   0        $  0

OPERATING EXPENSES:

  Bank Charges                 $    0     0      $   28           27
  Consulting Fees                   0  6,000          0       12,000
  Escrow and Filing fees            0     0       1,000          100
  Postage Expense                 236     0         282            0
  Legal and Accounting              0     0           0          600
  Office Expenses               2,040 1,489       2,040        1,490

Total Operating Expenses:       2,276 7,489       3,350       14,217

NET INCOME (LOSS)
  BEFORE OTHER INCOME
  AND EXPENSES                (2,276)(7,489)     (3,350)    (14,217)

OTHER INCOME AND
(EXPENSES):

INTEREST EXPENSE                 875    601       2,375         910

NET (LOSS)                   $(3,151)$(8,090)   $(5,725)   $(15,127)

NET INCOME (LOSS) PER
  SHARE OF COMMON STOCK       (.0028)   (.01)     (.006)       (.02)

  Weighted average
    number of shares
    outstanding             1,100,000  1,000,000   1,027,778  1,000,000


"See notes to condensed financial statements."

                            FRANKS' EXPRESS, INC.

                 STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                   For the six months ended June 30, 1998



               Common stock   Common    Additional            Stockholders'
                Number  of     stock    Paid-In               Equity
               SHARES         AMOUNT     CAPITAL   (DEFICIT)  (DEFICIT)
Balance,
January 1,
1998            1,000,000    $5,000      $     -  $(20,794)    $(15,794)

100,000 shares
issued for
$1.00 per share  100,000        10       99,990                  100,000

Net (Loss)
for the nine
months ended
September 30, 1998                                 ( 5,725)      ( 5,725)

Balance,
September 30,
1998           1,100,000    $5,010     $99,990    $(26,519)      $78,481

"See notes to condensed financial statements."

                    FRANKS' EXPRESS, INC.

       CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                           For the nine    For the nine
                           months ended      months ended
                        SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net Income (Loss)   $(5,725)         $(15,127)

  Adjustments to reconcile
    net loss to net cash
    used in operating
    activities              0                 0

Changes in operating assets
  and liabilities:

  Increase in current
  liabilities           1,880              14,909

  Net cash provided (Used) by
  Operating activities (3,845)            (218)

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:

  Deferred offering costs(10,505)       (21,181)

  Stockholder's loans  10,000            25,000

  Private placement of
  stock 100,000 shares
  issued for cash     100,000             3,819

  Cash provided by
  financing activities 99,495             3,819

  Net increase (decrease)
  in cash              95,650             3,601

CASH, BEGINNING OF THE
PERIOD                  1,696                  1

CASH, END OF THE PERIOD $97,346         $ 3,602

"See notes to condensed financial statements."

                    FRANKS' EXPRESS, INC.

     NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1997 Annual Report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full calendar year ended December 31, 1998. The financial statements are presented on the accrual basis.