Form 10KSB
period 1998-12-31
FRANKS EXPRESS INC
filed 1999-03-30
CIK 1039974

FORM 12B-25

              U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                                        SEC File No.: 333-28177



                    NOTIFICATION OF LATE FILING

        [X ] Form 10-KSB     [ ] Form 11-K    [ ]Form 20-F
                [ ] Form 10-QSB     [ ] Form N-SAR


For Period Ended: December 31, 1998


Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: N/A


PART I - REGISTRANT INFORMATION


     Full Name of Registrant:  Frank's Express, Inc.



     Address of Principal Executive Office (Street and Number):
     12146 East Amherst Circle


     City, State and Zip Code: Aurora, Colorado 80014

PART II - RULES 12b-25(b) and (c)


     If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate).

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report or semi-annual report/portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report/portion thereof will be files on or before the fifth calendar day following the prescribed due date; and

     (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


PART III - NARRATIVE


     State below in reasonable detail the reasons why the form 10-KSB, 11-K, 20-F, 10-QSB or N-SAR or portion thereof could not be filed within the prescribed time period.

     The auditors have only recently completed their audit procedures on the Company. Because of delay in completing these audit procedures, the Registrant does not have sufficient time to meet filing requirements for Form 10-KSB and to complete the consolidated financial/accounting requirements by the due date. See the Attached letter from the Company's auditors.



PART IV - OTHER INFORMATION


     (1) Name and telephone number of person to contact in regard to this notification:

          CHARLES BURTON   (303)        750-7439
             Name   (Area Code) (Telephone Number)

     (2) Have all periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed: If the answer is not, identify report(s).

                                        [X] Yes    [ ] No

     (3) It is anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                        [ ] Yes    [X] No

          If so, attach an explanation of the anticipated change, both narratively and quantitatively, and if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

     Frank's Express, Inc. has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 25, 1999
                              Frank's Express, Inc.



                              By:       ///SIGNED///
                                       Charles Burton
                                        President

                 STATEMENT OF INDEPENDENT AUDITORS

We are unable to furnish the required independent auditors' report on the financial statements of Frank's Express, Inc. as of and for the year ended December 31, 1998, due to the fact that our audit procedures have not been completed.


///Signed///
Janet Loss, CPA, P.C.
Denver, Colorado
March 25, 1999