Form 10KSB
period 1998-12-31
FRANKS EXPRESS INC
filed 1999-05-24
CIK 1039974

FORM 10-KSB
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
    [X] 15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended: 12/31/98
                       OR
    [ ]15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

          Commission file number - 333-28177

               Frank's Express, Inc.
Exact name of Registrant as specified in its charter)

  Colorado                                                 84-1170846
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                           Identification
                                                             Number)

12146 East Amherst Circle, Aurora Colorado                        80014
(Address of principal executive offices)                        (Zip Code)

                      (303) 695-6656
            (Registrant's telephone number, including area code)

Securities registered pursuant to
    Section 12(b) of the Act:                            None
Securities registered pursuant  to
     Section 12(g) of the Act:              Common  Stock, $.0001 par value

Check whether the Company (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days.      Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues for its most recent fiscal year were $0.00. As of December 31, 1998, the market value of the Company's voting $.000l par value common stock held by non-affiliates of the Company was $0.00.

The number of shares outstanding of Company's only class of common stock, as of December 31,1998 was 1,100,000 shares of its $.0001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  __x__  No _____

No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                                    PART I

ITEM 1.  BUSINESS
GENERAL.    The Company recently changed its business objective from
restaurant consulting to seeking, investigating, and ultimately acquiring an interest in business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business, and cannot now predict what type of business it may enter into or acquire. At this point, the Company's business objectives are extremely general and are not intended to be restrictive on the discretion of the Company's management. Management anticipates that it will be able to participate in only one transaction with a single Target Business, due primarily to the Company's limited financing.

SELECTION OF A TARGET BUSINESS The Company anticipates that businesses for possible acquisition may come from responses to advertising, or will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will seek businesses from all known sources, but will rely principally on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional persons. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it to be in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements.

The Company's Board of Directors has adopted a policy by resolution, which maybe rescinded or amended only by majority vote of the Company's shareholders who do not currently hold any of the Company's outstanding capital stock (whether now held or hereafter acquired) and will expire by its terms on the date an acquisition of a business venture is consummated, prohibiting the payment, either directly or indirectly, of any finder's fee or similar compensation (including the issuance of debt) to any person who has served as an officer or director of the Company prior to the acquisition, or who is a promoter. This policy was adopted to minimize the possibility that such fees would become a factor in negotiations and present conflicts of interest. While the Board of Directors may seek a change in this policy prior to an acquisition, no change may be made except by the vote specified.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems.

Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproven and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or remedy the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the genuine value of the Company. The Company will not acquire or merge with a business or corporation in which the Company's officers, directors, or promoters, or their affiliates or associates, have any direct or indirect ownership interest. The Company does not intend to engage in the creation of subsidiary entities with a view to distributing their securities to shareholders of the Company.

The Company's Board of Directors has adopted a policy by resolution, which may be rescinded or amended only by majority vote of the Company's shareholders who do not presently hold any common stock presently outstanding (whether now held or hereafter acquired) and will expire by its terms on the date an acquisition of a business venture is consummated, prohibiting the acquisition of any business in which a promoter or any person who has served as an officer or director of the Company, or any of their affiliates or associates, held, directly or indirectly, any ownership
interest prior to the acquisition.   While the Company's Board of Directors
may seek a change in this policy prior to an acquisition, no change may be made except by the vote specified. The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological innovations, and other factors which are difficult, if not impossible, to analyze through any objective criteria. The results of operations of a specific acquisition candidate may not necessarily be indicative of the potential for the future, due to a required substantial shift in marketing approaches, the need to expand significantly, a proposed change product emphasis, a proposed change to management, and other factors.

Analysis of Target Businesses will be undertaken by or under the supervision
of the officers and directors.    In analyzing prospective businesses,
management will consider, to the extent applicable, the available technical, financial, and managerial resources, working capital and other prospects for the future, the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

It is possible that the Company may propose to acquire a business in the development stage. A business is in its development stage if it is devoting substantially all of its efforts to establishing a new business, and either planned principal operations have commenced, but there has been not significant revenue derived from such operations. Under SEC Rule 419, the Company must acquire a business or assets for which the fair value of the business represents at least 80% of the maximum offering proceeds, less certain underwriting commissions and expenses. Accordingly, the Company's ability to acquire a business in the development stage may be limited to the extent it cannot locate such businesses with fair value high enough to satisfy the requirements of SEC Rule 419. The Company is subject to requirements of SEC Rule 419 and certain reporting requirements under the Securities and Exchange Act of 1934 (the "Exchange Act") and is, therefore, be required to furnish certain information about significant acquisitions, including audited financial statements for the company(s) acquired, covering one, two, or three years, depending on the relative size of the acquisition. Consequently, acquisition prospects that do not possess, or are unable to obtain the required audited statements which meet the requirements of SEC Rule 419 and the Exchange Act will not be appropriate for acquisition by the
Company.   The Company voluntarily prepares and files periodic reports under the Exchange Act, notwithstanding the fact that such obligation may be suspended under section 15(d) of the Exchange Act. The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor.

The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of appropriate business candidates, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances. It is anticipated that the analysis of specific proposals and the selection of a business will take several months. Even after the Company has located a prospective Target Business, however, the Company will still have to comply with the reconfirmation provisions of SEC Rule 419, which may take several months.

COMPETITION In connection with its search for an appropriate Target Business, the Company expects intense competition with other business entities, many of which will have greater financial resources and prior experience in business, which could give such business entities a competitive edge. There is no assurance that the Company will be successful in locating suitable Target Businesses.

ACQUISITION OF A TARGET BUSINESS To implement a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the foregoing, the Company does not presently intend to participate in a business through the purchase of minority stock positions. After consummation of an acquisition or merger transaction, however, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, the majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, as a negotiated element of the acquisition, are likely to sell a portion or all of the Company's outstanding Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer expected to be affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's Common Stock that could result from substantial sales of such shares after the restrictions no longer apply.

The Company's shareholders may not be afforded an opportunity to approve or
consent to any particular stock buy-out transaction.   The Company expects
that any securities issued in any reorganization or acquisition transaction would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted at this time, registration of securities by the Company in these circumstances would likely entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's securities may have a depressive effect on such market. While the actual terms and conditions of a transaction to which the Company may be a party cannot be predicted, the parties to the business transaction are likely to find it desirable to structure the acquisition as a "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, as amended (the "Code").

In order to obtain tax-free treatment under Section 351 of the Code, the owners of the acquired business would be required to own 80% or more of the outstanding capital stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20%of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where an corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. In such circumstances, however, it is likely that, as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation would issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Therefore, there is a good chance that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity.

Notwithstanding the fact the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company has been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company participating in the transaction. The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating position of the Company and such other management.

The Company will participate in a Target Business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, in general, such agreements require specific representations and warranties by all of the parties to such agreements, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies on default, and include miscellaneous other terms. One of the conditions contained in such a written agreement executed by the Company would be compliance with SEC Rule 419, and reconfirmation by investors representing at least 80% of the proceeds derived from its Rule 419 offering, It is anticipated that the investigation of specific businesses and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorney's, and others. Thereafter, if a decision is made not to participate in a specific business, the costs previously incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business, the failure to consummate that particular transaction could result in the loss to the Company of the related costs incurred which could materially adversely affect subsequent attempts to locate and participate in additional businesses.

LEVERAGE   The Company may decide to acquire a business by incurring
indebtedness for a portion of the purchase price of that business, which is secured by the assets of the business acquired. This practice is commonly known as leveraging. One method by which leverage may be used is that the Company would locate an operating business available for sale and arrange for the financing necessary to purchase such business. Acquisition of a business in this manner would enable the Company to participate in a larger venture that its limited funds would permit, or use less of its funds to acquire a business and thereby commit its remaining funds to the operations
of the business acquired.   Leveraging a transaction would involve
additional significant risks because the borrowing involved in a leverage transaction will ordinarily be secured by the combined assets of the Company and the business to be acquired. If the combined enterprises are unable to generate sufficient revenues to make payments on the debt incurred to acquire the business, the lender would be able to exercise the remedies provided by law or by contract and foreclose on substantially all of the assets of the Company. Consequently, the Company's participation in a leveraged transaction may significantly increase the risk of loss to the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to offset the related debt and other costs of the financing. The likelihood of the Company obtaining a conventional bank loan for a leveraged transaction would depend largely on the business being acquired and the business's perceived ability to generate sufficient revenues to repay the debt. Generally, businesses suitable for leveraging transactions are limited to those with income-producing assets that are either in operation or can be placed in operation quickly. The Company cannot predict whether it will be able to locate any such business. In general, the Company will have few, if any, opportunities to examine business where leveraging would be appropriate. Even if the Company is able to locate a business where leveraging techniques appear desirable, there is no assurance that financing for the acquisition will be available or, that if it is available, that it will be available on terms advantageous to the Company. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may also impose restrictions of the future borrowing, dividend, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any which lenders may impose, or the impact of such restrictions on the Company.

OPERATION OF BUSINESS AFTER ACQUISITION   The Company's participation in the
operation of a Target Business after its acquisition will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition.

GOVERNMENTAL REGULATION.   It is impossible to predict the effect that
government regulation will have on the Company until it has acquired an interest in a business. The use of assets or conduct of businesses that the Company may acquire could subject the Company to environmental, public health and safety, land use, trade, or other governmental regulations and
new state or local taxation.   In selecting a business in which to acquire
an interest, management will endeavor to ascertain, in light of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of certainty the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will increase the risks associated with the acquisition of an interest in such business.

EMPLOYEES AND ADVISORS.   The Company currently has no employees. Executive
officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate. Management of the Company may use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities related to a Target Business. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 2.  PROPERTIES.

The Company utilizes office space at 12146 East Amherst Circle, Aurora, Colorado 80014, which is being provided by the Company's principal shareholder. The Company does not and will not pay rent for this office space. The Company, however, will reimburse clerical and office expenses, such as telephone charges, copy charges, overnight courier charges, travel expenses, and similar costs incurred on Company matters, which is estimated will not exceed, on average, $250 per month.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings at this date.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the third quarter of the fiscal year ended September 30, 1998, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information.   The Company Common Stock is not traded publicly on the
NASD Over the Counter Bulletin Board or the pink sheets.

The approximate number of holders of record of the Company's $.0001 par
value common stock, as of December 31, 1998, was 35.   Currently, as of
April 30, 1999, there are 35 holders of record.

Dividends.   Holders of the Company's common stock are entitled to receive such dividends as may be declared by its Board of Directors. No dividends on the Company's common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company has not had any revenues from its operations during the past two fiscal years. Its present objective is to acquire an interest in an operating business as a "blank check" company described in SEC Rule 419.At the present time, the Company's liabilities exceed its assets by a substantial amount. The Company has funded its recent business activities primarily through loans received from its principal shareholder and the sale of its securities. The Company's audited financial statements indicate that the Company's ability to continue as a going concern is dependent upon the Company's ability to obtain financing. The Company anticipates further improvement of its financial condition through the successful location of a suitable Target Business and consummation of a Business Combination.

During the year ended December 31, 1998, the Company conducted a blank check offering subject to the United States Securities and Exchange Commission
Rule 419 of Regulation C.   The Company successfully completed the public
offering by September 30, 1998 and sold 100,000 shares and received monies
monies of $100,000.   The net proceeds of the offering were $67,919.

The Company's management intends to use its best efforts to locate a Target Business and consummate a Business Combination in an efficient and cost effective manner. Substantially all of the company's working capital needs will be attributable to the identification, evaluation and selection of a suitable Target Business and, thereafter to structure, negotiate and consummate a Business Combination with such Target Business. Such working capital needs are expected to be satisfied from the Company's current limited resources, the proceeds of the Offering which were not deposited into the Escrow Account established pursuant to SEC Rule 419, and possible
additional advances from its existing principal shareholder.   Its business
operations related to identification, evaluation and selection of a suitable Target Business may, however, be hampered by its limited resources.

The Company does not expect to purchase or sell any significant equipment, engage in product research or development, and does not expect any significant changes in the number of its employees. Its business operations related to identification, evaluation and selection of a suitable Target Business may, however, be hampered by its limited resources. Only $10,000 was available for use by the Company after application of those escrow provisions of its Rule 419 offering. The remaining funds derived from the offering will remain in escrow until after a suitable Target Business is identified and properly disclosed and the other conditions of SEC Rule 419 have been satisfied. These amounts will not be sufficient to address the current deficiency of working capital that exists, and will provide only limited resources for the Company to use to search for a suitable Target Business. Nevertheless, the Company's management believes that the Company can locate and evaluate a suitable Target Business with minimal expenditure of funds after completion of this offering, while deferring payment of other Company debts because of the commitment and resourcefulness of its present management team. The Company does not expect to purchase or sell any significant equipment, engage in product research or development, and does not expect any significant changes in the number of its employees.

For the year ended December 31, 1997, the Company's assets, which include deferred offering costs, were substantially derived from shareholder loans
totaling $25,000.   In addition, the Company owed $12,000 to a former
business consultant.   Payment of the $25,000 shareholder loans and the
$12,000 owed for consulting services, however, is expressly contingent upon the successful consummation of a Business Combination.

As of December 31, 1998, the Company has not paid, but accrued, the
consulting fees of $12,000.   Pursuant to an agreement with the Company's
principle shareholders, no amounts due to him are payable by the Company until consummation of the merger or acquisition of a target business.

For the year ended December 31, 1998, the Company had a decrease in deferred offering costs of $10,505, an increase in stockholders' loan of $10,000 and
receipt of $100,000 from the sale of its securities.   As a result, the
Company had cash flow provided by financing activities of $99,495 for the year ended December 31, 1998.

Impact of Year 2000.   The Year 2000 issue is the result of computer
programs being written using two digits rather than four to define the
applicable year.   Until an acquisition candidate is found, the Company is
unable to determine the effect of the Year 2000 issue on the Company's future operations.

Any of the Company's target acquisition's computer programs that have time-sensitive software may recognize a date using 000 as the year 1900 rather than the year 2000.

This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send payments on invoices, or engage in similar normal business activities.

The Company will initiate formal communications with its business venture associates and affiliates to determine the extent to which the Company's target acquisition's interface systems are vulnerable to those third
parties' failure to remediate their own Year 2000 issues.   There can be no
guarantee that the systems of other companies on which the target acquisition's own systems may rely will be timely converted and would not have an adverse effect on the Company's systems.


ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Directors and Executive Officers of the Company

The Company has no knowledge of any arrangement or understanding in existence between any officer named below or any other person pursuant to which any such officer was or is to be elected to such office or offices.

All officers of the Company serve at the pleasure of the Company's Board of Directors. All officers of the Company will hold office until the next annual meeting of the Board of Directors of the Company. There is no person who is not a designated officer or director who is expected to make any significant contribution to the business of the Company, except independent contractors as are, or may be engaged by the Company to provide consulting services. Officers and Directors of the Company currently serve without compensation, other than reimbursement of actual out-of-pocket expenses they incur on behalf of the Company, and prior to a Business Combination, none of the Company's Officers or Directors will receive any additional compensation (including cash consideration or Company securities).

Prior to the consummation of a Business Combination, no additional securities will be issued to the Company's management, promoters or their affiliates or associates, except that such persons may purchase shares of the Company's Common Stock in this Offering on the same conditions as public investors, provided that they may not purchase more than 50% of the shares actually purchased by public investors.

The following sets forth biographical information for at least the past five years as to the business experience of each officer and director of the Company and their age and positions with the Company:

PRESIDENT AND DIRECTOR. Charles Burton, age 47, currently serves as President and Director of the Company, a position he has held since April15, 1997. Mr. Burton served as Secretary and a Director of the Company from January 2, 1997 until April 15, 1997, when he was elected President. Mr. Burton is a graduate of Kenyon College where he obtained a bachelors degree in Political Science in 1971. From 1972 to 1976, Mr. Burton served as a special assistant to George Clark Martin, President of the National Association of Home Builders in Louisville, Kentucky. From1977 to 1985, Mr. Burton was employed as a licensed securities broker with S. W. Devanney and Co., Inc. in Denver, Colorado. He was employed with Kober Financial Inc. from 1985 to 1988 as a wholesale securities trader. Thereafter, Mr. Burton was employed by Fitzgerald, Talman, Inc. as a wholesale securities trader for the remainder of 1988. In 1989, Mr. Burton became self-employed as a financial consultant. His consulting experience included rendering advice with respect to mergers and acquisitions, and assisting various companies in developing public trading abilities. During this time, Mr. Burton also served as President of Wild Creek Oil Company, Inc. From 1992 to 1993, he was employed by Paramount Investments International, Inc. as a wholesale trader. In 1993 he left Paramount to devote his efforts to development of LPR Cybertek, Inc., an internet financial services company located in Denver, Colorado, where he was co-owner and Vice-President. In May of 1996, he assisted with the merger of Wild Creek Holding Company, Inc., a publicly traded company, with TNB, an international trading and export concern. Mr. Burton continues to operate his independent financial consulting service business, but presently concentrates his efforts on assisting individuals in making financial decisions.

SECRETARY AND DIRECTOR. Roger D. Jones, age 31, currently serves as Secretary and a Director of the Company. Mr. Jones has served as a Director of the Company since January 2, 1997 and prior to taking over duties as Secretary of the Company, Mr. Jones served as its interim Company President from January 2, 1997 until April 15, 1997. Mr. Jones graduated from Lake Forest College Lake Forest, Illinois in1987 with a bachelor's degree in history. Since that time, Mr. Jones has been employed by the McDonald's Corporation in various capacities. Mr. Jones relocated to Aurora, Colorado in April of 1988. Mr. Jones attended the highly regarded Hamburger University sponsored by the McDonald's Corporation in 1992, where course work included studies in advertising, marketing, restaurant profit and loss statements, restaurant layout and maintenance. In December of 1992, Mr. Jones became the Restaurant Manager for McDonald's in Aurora, Colorado. Mr. Jones has also assisted McDonald's Corporation's Regional Training Department, training assistant managers from the seven-state Rocky Mountain Region.

TREASURER AND DIRECTOR: Sandra S. Steinberg, age 46, has been a Director of the Company since its inception in 1991. She currently serves as the Treasurer of the Company, a position she has held since January 2,1997. Mrs.

Steinberg served as the President of the Company from 1991until January 2, 1997, which included the period when the Company operated retail food eateries which sold primarily hot dogs and related items and ice cream, and a significant period where the Company did not actively conduct business activities. Mrs. Steinberg obtained her securities broker's license in 1985 and was employed for a period of two months by Tri-Securities, a brokerage firm located in Englewood, Colorado that specialized in sale of stocks and bonds. Thereafter, Mrs. Steinberg became a registered representative with J.
W. Gant, a position she held until October of 1986. She was associated with Guildcor Financial Inc. from October of 1986 until January of 1988,where she also sold securities. Mrs. Steinberg was then employed by Capital Securities for approximately 11 months in 1988. She left that position to become President and Chairman of the Board and Directors of Franks for the Memories, Inc., a food service business retailing hot dogs. Franks' Express, Inc. was formed in 1991 to engage in the restaurant and food service business and Mrs. Steinberg supervised its active business operations until November 1993. Although it is possible that Officers and Directors of the Company may become involved in other blank check or blind pool Companies in the future, none of such other companies will join the Company in a Business Combination.

ITEM 10.   EXECUTIVE COMPENSATION

None of the Company's executive officers or directors has received any form of monetary compensation from the Company since November of 1993 other than minimal reimbursements for actual expenses incurred on behalf of the Company. Prior to the consummation of a Business Combination, if any, non of the Company's officers or directors will receive any compensation, except for reimbursements for actual expenses incurred on behalf of the Company. However, after satisfaction of the requirements of SEC Rule 419 and acquisition of a Target Business, it is anticipated that the Company will fairly compensate its officers and directors for their time and efforts thereafter, based on rates that are competitive in the industry, after due consideration of the financial condition and future prospectus of the Company and their participation in the Company's business operations after a Business Combination.

NO STOCK OPTION PLANS. There are no stock awards, restricted stock awards, stock options, stock appreciation rights, long-term incentive plan compensation or similar rights which have been granted to any of the Company's executive officers or directors. The Company has no retirement, pension profit sharing, stock option, or other plans covering any of its officers and directors. The Company may adopt one or more stock options plans in the future.

EMPLOYMENT CONTRACTS. The Company presently has no employment contracts with any of its officers and directors.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

The following tables list the Company's stockholders who, to the best of the Company's knowledge, own of record or, to the Company's knowledge, beneficially, more than 5% of the Company's outstanding Common Stock; the total number of shares of the Company's Common Stock beneficially owned by each Director; and the total number of shares of the Company's Common Stock beneficially owned by the Directors and elected officers of the Company, as a group.

                                      Common Shares Held                 Percentage
 Charles Burton                            100,000                          9.09%
2903 South Uinta Street
Denver, Colorado 80231

Roger D. Jones                               5,000                          0.45%
1519 South Telluride Street
Aurora, Colorado 80017

Sandra S. Steinberg                        745,000(2)                      67.73%
12146 East Amherst Circle
 Aurora, Colorado 80014



Daniel C. Steinberg                         50,000                          4.55%
747 East First Street #210
Denver, Colorado 80203

Jamie L. Steinberg                          50,000                         4.55%
432 East Wellington #305
Chicago, Illinois 60657

David M. Summers                            50,000                         4.55%
5670 Greenwood Plaza Blvd. Suite 422
Englewood, Colorado 80111

Total ownership by all persons
listed above who are also officers
and directors of the Company               850,000                        77.27%

(1) Rule 13d-3, promulgated under the 1934 Act which concerns the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding relationship or otherwise has, or shares, voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within 60 days through means, including, but not limited to, the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person

(2) Excludes an aggregate of 100,000 shares owned by Mrs. Steinberg's children, Daniel C. Steinberg (50,000 shares) and Jamie L. Steinberg(50,000 shares), for which Mrs. Steinberg disclaims any beneficial ownership interest. All common shares owned by the officers, directors and principal shareholders listed above are "restricted or control securities" and, as such, are subject to limitations on resale. Such shares may be sold pursuant to SEC Rule 144 under certain circumstances. These are no contractual arrangements or pledges of the Company's securities, known to the Company, which may at a subsequent date result in a change of control of the Company.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company maintains its office in space provided by the Company's treasurer pursuant to an oral agreement on a rent-free basis with reimbursement for out of pocket expenses, such as telephone.

The spouse o the Company's principal shareholder has provided consulting services to the Company during the period January 1, 1997 through August 9, 1997 pursuant to terms and conditions of a two (2) year consulting agreement
which was prematurely terminated at the Company's required.   As of December
31, 1998, the following is a schedule of the related consulting services.

       January 1997 through July 31, 1997

       Monthly expense       $7,000.00
       Early termination fee  5,000.00
                             ---------

TOTAL CONSULTING FEE        $12,000.00
                            ==========

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)    FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors.................................
Balance Sheets, December 31, 1998 and 1997
Statement of Operations for the
  Years ended December 31, 1998, 1997 and 1996
Statement of Stockholder's Equity for the
   Years ended December 31, 1998 and 1997.
Statement of Cash Flows, for the
   Years ended December 31, 1998, 1997 and 1996
Notes to Financial Statements

Schedules Omitted:    All schedules other than those shown have been omitted
because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

                   Janet Loss, CPA, P.C.
                   Certified Public Accountant
                  3525 South Tamarac Drive, Suite 120
                     Denver, Colorado 80237
                       (303) 220-0227

Board of Directors
Franks' Express, Inc.
12146 East Amherst
Aurora, Colorado 80014

I have audited the accompanying balance sheets of Franks' Express, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December
31, 1998, 1997 and 1996.   My responsibility is to express an opinion on the
financial statements based on my audits.

I conducted my audit in accordance with generally accepted auditing
standards.   These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, or a test basis, evidence supporting the amounts and disclosure in its financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall
financial statement presentation.   I believe that my audits provide a
reasonable basis for my opinion.

In my opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Franks' Express, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flow for the years ended December 31, 1998, 1997 and 1996.

\s\ Janet Loss, CPA, P.C.

March 26, 1999

                      Frank's Express, Inc.

                        BALANCE SHEETS
                    December 31, 1998 and 1997

                                           December 31,
1998         1997
                                         ----        ----
    ASSETS

CURRENT ASSETS:
  Cash in checking                         $6,405    $1,696
  Cash in escrow                           92,071         0
   Prepaid Taxes                              111         0
                                           ------    ------

  Total Current Assets                    $98,587     $1,696

OTHER ASSETS:
   Deferred Offering Costs                      0    $21,576
                                          -------    -------
TOTAL ASSETS                              $98,587    $23,272

   LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts Payable                       $     0    $   494
   Accrued Interest                         4,821      1,572
   Accrued Expenses                        12,000     12,000
   Stockholder's Loan                      35,000     25,000
                                          -------    -------

TOTAL CURRENT LIABILITIES                  51,821     39,066
                                          -------    -------

STOCKHOLDERS" EQUITY (DEFICIT):

Common Stock, $.0001 par value
1,100,000 and 1,000,000 shares
issued and outstanding                      5,010     5,000

Additional Paid-In Capital                 67,909         0

(DEFICIT)                                 (26,153)  (20,794
                                          -------   -------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      $46,766  ($15,794)

TOTAL LIABILITY AND
  STOCKHOLDERS' EQUITY (DEFICIT)          $98,587   $23,272
                                          =======   =======

The accompanying notes are an integral part of these financial statements

                     Franks' Express, Inc.

                    Statements of Operations
               For the Years Ended December 31, 1998, 1997 and 1996

                                                      December 31,
                                             1998         1997          1996

REVENUES:

   Sales                                     $  0         $  0          $  0

OPERATING EXPENSES:
   Advertising                               $547         $  0          $  0
   Bank Charges                                28           34             0
   Consulting Fees                              0       12,000             0
   Escrow and Filing Fees                   1,000          100             0
   Office Expenses, Supplies
     and Postage                            2,566        1,490             0
   Legal and Accounting                       150          600             0
                                            -----       ------          ----
TOTAL OPERATING EXPENSES                    4,291       14,224             0
                                            -----       ------          ----
NET INCOME (LOSS)
BEFORE OTHER INCOME
AND EXPENSES:                              (4,291)     (14,224)            0
                                            -----       ------          ----
OTHER INCOME AND (EXPENSES):
   Interest Income                          2,182            0             0
       Interest Expenses                   (3,250)       1,571             0
                                            -----       ------          ----
NET OTHER INCOME (EXPENSES)                (1,068)      (1,571)         $  0

NET (LOSS)                                 $5,359      $15,795          $  0
                                           ======      =======          ====
NET (LOSS) PER SHARE OF COMMON STOCK          NA         ($.02)           NA

The accompanying notes are an integral part of the financial statements

           STATEMENT OF STOCKHOLDERS" EQUITY (DEFICIT)
         FOR THE YEARS ENDED DECEMBER 31, 1998, and 1997

                 Common      Common     Additional             Stockholder's
                Stock Number  Stock      Paid In                  Equity
                  Of Shares   Amount      Capital     (Deficit)   (Deficit)

Balance
January 31, 1997     1,000   $5,000           -        $(4,999)        $1

April 10, 1997,
1,000 to forward
stock split of
common stock        999,000         -         -              -          -

Net (loss) for the
Year ended December
31, 1997                                              (15,795)    (15,795)

Balance
December 31, 1997   --------   ---------   -------   ---------   ---------
                   1,000,000   $5,000            -    $(20,794)   $(15,794)

100,000 shares
issued for $1,000
par value            100,000       10       67,909           -      67,919

Net (loss) for the
Year ended December
31, 1998            ---------   -------   -------    ---------   ----------

Balance, December
31, 1998           1,100,000   $5,010      $67,909    $(26,153)   $(46,766)
                    ==========   ======      =======  ========     ========

The accompanying notes are an integral part of the financial statements

                            Franks' Express, Inc.

                           Statement of Cash Flows
                      For the Years Ended December 31, 1998, 1997 and 1996

                                                        DECEMBER 31,
                                          1998         1997         1996
                                         -----        -----        -----
NET (LOSS)                               $(5,359)    $(15,795)        $0

CHANGES IN OPERATING
ASSETS AND LIABILITIES:

   Increase in current assets              (111)            0         0

   Increase in current liabilities         2,755       14,066         0
                                         -------      -------       ---

NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                  $(2,715)      (1,729)        0

CASH FLOWS FROM (TO)
FINANCING ACTIVITIES:
   Deferred offering costs               (10,505)     (21,576)        0

   Increase in stockholders' loan         10,000       25,000         0

   Private placement of stock
   100,000 shares issued for cash        100,000            0         0
                                         -------       ------      ----

NET INCREASE IN CASH                      96,780        1,695         0

CASH, BEGINNING OF PERIOD                  1,696            1         1
                                         -------        -----      ----

CASH, END OF PERIOD                      $98,476        $1,696     $  1
                                         =======        ======     ====

The accompanying notes are an integral part of the financial statements

                     Franks' Express, Inc.

                   Notes to Financial Statements

Note 1 - History and Summary of significant accounting Policies

Franks' Express, Inc., a Colorado Corporation, was incorporated May 17, 1991
for the purpose of engaging in the restaurant business.   The Company ceased
its restaurant operations in November of 1003 and has been inactive until 1997.

   Year End
   The Company has elected a calendar year-end.

   Accounting Method
   The Company records income and expenses on the accrual method.

Note 2 - Capital Stock

On April 30, 1997 the Company issued a 1,000 to 1 forward stock split for
common stock.   Thus, the total common stock authorized changed from 50,000 to 100,000,000, and from no par value to $.0001 par value.

Note 3 - Public Offering

The Company conducted a blank check offering subject to the United States
Securities and Exchange Commission Rule 419 of Regulation C.   The Company
offered a minimum of 50,000 shares and a maximum of $100,000 of its $.001
par value common stock.   The Company successfully completed the public
offering by September 30, 1998 and sold 100,000 shares and received monies of $100,000.

Deferred offering costs represent costs incurred with proposed offering of
common stock to the public.   Since the offering was successful, deferred
offering costs of $32,081 were charged against the proceeds of $100,000. Thus the net proceeds was $67,919.

Note 4 - "Cash in Escrow" and "Use of Proceeds"

The net offering proceeds, after deductions for underwriting commissions and
offering expenses, was $100,000.   The Securities and Exchange Commission
("SEC") has adopted SEC Rule 419 relating to "blank check" issues.
Companies that have no specific business plan or have indicated that their plan is to engage in a merger or acquisition with an unidentified company. This rule provides that upon consummation of the offering there be deposited
into an escrow account all proceeds received.   The net offering proceeds
less 10%, which was withdrawn for expenses placed in the escrow account. These funds must remain in escrow until the earlier of an acquisition meeting certain criteria and affirmation of the offering, or 18 months.

The Company intends to use substantially all of the net proceeds of the offering, together with the interest earned thereon, to attempt to effect a Business Combination, including selecting and evaluating potential Target Businesses and structuring, negotiating, and consummating a Business
Combination.   The net offering proceeds less 10% will be held in the escrow account maintained by the Escrow Agent, until satisfaction of certain required conditions specified in SEC Rule 419 and commitment of at least 80% of the gross proceeds to a specific line of business.

Note 5 - Related Parties

The Company maintains its office in space provided by the Company's treasurer pursuant to an oral agreement on a rent free basis with reimbursement for out of pocket expenses, such as telephone.

The spouse of the Company's principal shareholder has provided consulting services to the Company during the period January 1, 1997 through August 9, 1997 pursuant to terms and conditions of a two (2) year consulting agreement
which was prematurely terminated at the Company's request.   As of December
31, 1998, the following is a schedule of the related consulting services.

   January 1997 through July 31, 1997

     Monthly expense                 $7,000.00
     Early Termination Fee
       For August 1997 Agreement      5,000.00
    TOTAL CONSULTING FEES            $12,000.00

Note 6 - Contingent Liability

As of December 31, 1998 the Company has not paid but accrued the consulting
fees of $12,000.00 (See Note 5).   Pursuant to an agreement with the
Company's principle shareholders no amounts due to him are payable by the Company until consummation of the merger or acquisition of a target business.

(b)    List of Exhibits

            The following exhibits are filed with this report:

2.1    Escrow Agreement incorporated by reference to Form
          SB-2 effective July 1998
3.1    Restated and Amended Articles of Incorporation
         incorporated by reference to Form SB-2 effective
         July 1998.................................
3.2    By-Laws incorporated by reference to Form SB-2
         effective July 1998............................
3.3    Agreement Among Officers, Directors and 10%
         Shareholders incorporated by reference to
         Form SB-2 effective July 1998
27     Financial Data Schedule
99.1 Subscription Agreement incorporated by reference to Form SB-2 effective July 1998.
99.2 Promissory Notes to Principal Shareholder incorporated by reference to Form SB-2 effective July 1998.
99.3   Consulting Agreement and related Termination
         Agreement incorporated by reference to Form SB-2
          effective July 1998



(B)    REPORTS ON FORM 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form SB-2 and authorized this Amendment No. 7 to its Registration Statement to be signed on its behalf of the undersigned, in the City of Englewood, State of Colorado, on May 14, 1999.

Franks' Express, Inc.
By/s/Charles Burton Charles Burton, President

In accordance with the requirements of the Securities Act of 1933,this Amendment No. 7 to Form SB-2 Registration Statement was signed by the following persons in the capacities and on the dates indicated.

Date: May 14, 1999

/s/Charles Burton
Charles Burton, President, Chief Executive Officer, Principal Financial Officer and Director

Date: May 14, 1999

/s/Roger D. Jones
Roger D. Jones, Secretary and Director

Date: May 14, 1999

/s/Sandra S. Steinberg
Sandra S. Steinberg, Treasurer, Principal Accounting Officer and Director