Form 10QSB
period 1999-03-31
FRANKS EXPRESS INC
filed 1999-06-14
CIK 1039974

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the Quarter ended March 31, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period               to
                                    ----------    ----------

Commission file number - 333-28177

               Frank's Express, Inc.
Exact name of Registrant as specified in its charter)

  Colorado                                                 84-1170846
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                           Identification
                                                             Number)

12146 East Amherst Circle, Aurora Colorado                        80014
(Address of principal executive offices)                        (Zip Code)

                      (303) 695-6656
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x      No
    ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                1,100,000 Shares of Common Stock ($.0001 par value)
                               (Title of Class)


Transitional Small Business Disclosure Format (check one):
    Yes           No    x
       -------       -------

                        Franks' Ezpress, Inc.

PART I:        Financial Information

                     ITEM 1 - Financial statements

                     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:      Other Information

                     ITEM 6 - Exhibits and Reports on Form 8-K

PART I

Item 1. Financial Statements:

            Franks' Express, Inc.
           Condensed Balance Sheet

                                                March 31,               December 31,
1999                       1998
                                               (Unaudited)

                    ASSETS
Current assets:
  Cash in Checking                              $  4,561                   $  6,405
  Cash in Escrow                                  92,963                     92,071
  Prepaid Taxes                                      111                        111
                                                --------                   --------
Total current assets                            $ 97,635                   $ 98,587
                                               =========                  =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $    937                   $      0
  Accrued Interest                                 5,696                      4,821
  Accrued Expenses                                12,000                     12,000
  Stockholder's Loan                              35,000                     35,000
                                               ---------                  ---------

Total current liabilities                         53,633                     51,821
                                               ---------                  ---------

Stockholders' equity:

 Common stock, $.0001 par value,
   1,100,000 shares
   issued and outstanding                           5,010                     5,010
 Additional paid in capital                        67,909                    67,909
 (Deficit)                                        (28,917)                  (26,153)
                                                ---------                  --------
Total Stockholders' Equity                         44,002                    46,766
                                                ---------                  --------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                              $ 97,635                  $ 98,587
                                                =========                  ========



       See accompanying notes to financial statements.

               Franks' Express, Inc.
           Condensed Statements of Operations

                                Three Months   Three Months
                                    Ended          Ended
                                  March 31       March 31
                                    1999           1998
                                 (Unaudited)    (Unaudited)
Sales                               $    0          $    0

Operating Expenses:

      Accounting                    $  625          $    0
      Advertising                    1,694               0
      Filing Fees                      150               0
      Office Expenses
          And Postage                  312              20
                                   -------         -------
Total Operating Expenses:           (2,781)            (20)

Net Income (Loss)
  Before Other Income
  And Expenses                      (2,781)            (20)
                                   -------         -------

Other Income and Expenses:
  Interest Income                      892               0
  Interest Expense                    (875)           (625)
                                    ------          ------
Total Other Income and Expenses      $  17           $(625)
                                    ------          ------

Net (Loss)                         $(2,764)         $ (645)
                                   =======          ======
Net Income (Loss)/per
  Share of Common Stock                  *               *
                                   =======          ======
Weighted average number of shares
   Outstanding                   1,100,000       1,000,000
                                 =========       =========
*Less than $.01 per share

          See accompanying notes to financial statements.

            Franks' Express, Inc.
           Condensed Statements of Cash Flows
                 (Unaudited)

                                                 Three Months     Three Months
                                                    Ended           Ended
                                                   March 31        March 31
                                                     1999            1998
                                                 (Unaudited)     (Unaudited)
Cash Flows From Operating
   Activities:
   Net Income (Loss)                               $(2,764)        $( 645)
   Adjustments to reconcile
     Net loss to net cash
     Used in operating
        Activities                                       0              0

Changes in operating assets
   And liabilities:

   Increase in current
     Liabilities                                     1,812            130
                                                  --------        -------
   Net cash provided (Used) by
   Operating activities                               (952)          (515)
                                                  --------        -------

Cash Flows From (To)
   Financing Activities;
   Deferred Offering costs                               0         (1,095)
                                                   -------        -------

   Net increase (decrease)
     In cash                                          (952)        (1,610)

Cash, Beginning of the Period                       98,476          1,596
                                                   -------         ------

Cash, End of the Period                            $97,524          $  86
                                                   =======         ======


See accompanying notes to financial statements.

Franks' Express, Inc.
Notes to Condensed Financial Statements (unaudited)

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in
Regulation 10-SB and Regulation S-B.   Accordingly, they do not include
all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may expected
for the full calendar year ended December 31, 1999.   The financial
statements are presented on the accrual basis.

              Franks' Express, Inc.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

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

For the three months ended March 31, 1999, the Company had general and administrative expenses of $2,781. General and administrative expenses consisted of accounting of $625, advertising of $1,694, filings fees of $150 and office expenses and postage of $312.

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

For the three months ended March 31, 1999 and 1998, the Company did not engaged in any investing activities.

For the three months ended March 31, 1999, the Company did not engaged in any financing activities.

For the three months ended March 31, 1998, the Company had deferred offering costs of $1,095 resulting in net cash flows used in financing activities of $1,095.

As of March 31, 1999, the Company has not paid, but accrued, the
consulting fees of $12,000.   Pursuant to an agreement with the Company's
principle shareholders, no amounts due to him are payable by the Company until consummation of the merger or acquisition of a target business.

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

                            Franks' Express, Inc.

PART II


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item 601 of
      Regulation S-K)

      None

(b)   Reports on Form 8-K

None

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:                           /s/ Charles Burton
                               ----------------------------
                               Charles Burton, President


May 26, 1999